Form 10-K
period 2007-09-30
Crusade Global Trust No. 1 of 2007
filed 2007-12-18
CIK 1391087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended 30 September 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

333-128920-02

(COMMISSION FILE NUMBER OF ISSUING ENTITY)

CRUSADE GLOBAL TRUST NO. 1 OF 2007

(EXACT NAME OF ISSUING ENTITY)

333-128920

(COMMISSION FILE NUMBER OF DEPOSITOR)

CRUSADE MANAGEMENT LIMITED (ABN 90 072 715 916)

(EXACT NAME OF DEPOSITOR AS SPECIFIED IN ITS CHARTER)

ST.GEORGE BANK LIMITED (ABN 92 055 513 070)

(EXACT NAME OF SPONSOR AS SPECIFIED IN ITS CHARTER)

NEW SOUTH WALES, AUSTRALIA	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

LEVEL 4, 4-16 MONTGOMERY STREET, KOGARAH, NEW SOUTH WALES, AUSTRALIA 2217

(Address of principal executive offices)

Registrant’s telephone number, including area code: (011) 612-9320-5736

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

NONE.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

NONE.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	ITEM 1, BUSINESS.
(B)	ITEM 1A, RISK FACTORS.
(C)	ITEM 2, PROPERTIES.
(D)	ITEM 3, LEGAL PROCEEDINGS.
(E)	ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1112(B) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL INFORMATION).

No single obligor represents more than 10% of pool assets held by Crusade Global Trust No. 1 of 2007 (the “Trust”).

ITEM 1114(B)(2) OF REGULATION AB. CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (INFORMATION REGARDING SIGNIFICANT ENHANCEMENT PROVIDERS).

The audited consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2006 of PMI Mortgage Insurance Ltd are incorporated herein by reference from Exhibit 99.1 in The PMI Group, Inc.’s Annual Report filed on Form 10-K for the year ended December 31, 2006 (File No. 1-13664), as filed by The PMI Group, Inc. with the Commission on March 1, 2007. You should be aware that any such financial statements may be modified or superseded by a document filed with the Commission at a later date. You should not assume that the information concerning PMI Mortgage Insurance Ltd is accurate as of any date other than the date that such Form 10-K was filed with the Commission.

The unaudited consolidated balance sheets as of September 30, 2007 and December 31, 2006, the unaudited consolidated statements of operations for the nine-months ended September 30, 2007 and 2006 and the unaudited consolidated statements of cash flows for September 30, 2007 and 2006 of PMI Mortgage Insurance Ltd are incorporated herein by reference from Exhibit 99.1 in The PMI Group, Inc.’s Quarterly Report filed on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 1-13664), as filed by The PMI Group, Inc. with the Commission on November 7, 2007. You should be aware that any such financial statements may be modified or superseded by a document filed with the Commission at a later date. You should not assume that the information concerning PMI Mortgage Insurance Ltd is accurate as of any date other than the date that such Form 10-Q was filed with the Commission.

ITEM 1115(B) OF REGULATION AB. CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

The audited balance sheets of National Westminster Bank Plc and its subsidiary undertakings (“NatWest”) as of December 31, 2006 and 2005, and the related consolidated statements of income, statements of recognized income and expense and cash flow statements for each of the years in the three-year period ended December 31, 2006, which appear in NatWest’s Annual Report on Form 20-F for the year ended December 31, 2006 (File No. 1-09266) filed by NatWest with the Commission on June 22, 2007 are incorporated herein by reference. You should be aware that any such financial statements may be modified or superseded by a document filed with the Commission at a later date. You should not assume that the information concerning NatWest is accurate as of any date other than the date that such Form 20-F was filed with the Commission.

The unaudited balance sheets of NatWest as of June 30, 2007, and the related consolidated income statements, the statements of recognized income and expense and the cash flow statements for the period ended June 30, 2007 as contained in NatWest’s report on Form 6-K for the period ended June 30, 2007 (File No. 1-09266) filed by NatWest with the Commission on September 28, 2007 are incorporated herein by reference. You should be aware that any such financial statements may be modified or superseded by a document filed with the Commission at a later date. You should not assume that the information concerning NatWest is accurate as of any date other than the date that such Form 6-K was filed with the Commission.

ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS.

There are no legal proceedings or proceedings known to be contemplated by governmental authorities pending against any of St.George Bank Limited, Crusade Management Limited, Perpetual Trustees Consolidated Limited, Deutsche Bank Trust Company Americas or the Trust that are or would be material to holders of the Crusade Global Trust No. 1 of 2007, Class A-1 Mortgage Backed Floating Rate Notes (the “Notes”).

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	ITEM 5, MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(B)	ITEM 6, SELECTED FINANCIAL DATA.
(C)	ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
(D)	ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(E)	ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
(F)	ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
(G)	ITEM 9A, CONTROLS AND PROCEDURES.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
(B)	ITEM 11, EXECUTIVE COMPENSATION.
(C)	ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
(D)	TEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
(E)	ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1119 OF REGULATION AB. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to the Instructions to Item 1119 of Regulation AB, information required by Item 1119 has been omitted from this annual report on Form 10-K because it is substantially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 of the General Rules and Regulations Promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-K.

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The Sponsor (in its role as servicer), the Depositor (in its role as manager), Deutsche Bank Trust Company Americas (in its role as note trustee and principal paying agent), Perpetual Trustees Consolidated Limited (in its role as issuer trustee) and St.George Custodial Pty Limited (in its role as custodian) (collectively, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. Each of the Servicing Parties have provided an attestation report (each an “Attestation Report”) by one or more public accounting firms, which reports are also attached as exhibits to this Form 10-K. None of the Servicing Reports or Attestation Reports has identified any material instance of noncompliance with the servicing criteria as applicable to the respective Servicing Party.

ITEM 1123 OF REGULATION AB. SERVICER COMPLIANCE STATEMENT.

The Sponsor (in its role as servicer) and the Depositor (in its role as manager) have been identified by the registrant as servicers with respect to the asset pool held by the Trust. Each of the Sponsor and the Depositor has completed a statement of compliance with applicable servicing criteria (each a “Compliance Statement”), in each case signed by an authorized officer of the Sponsor and Depositor, respectively. The Compliance Statements are attached as exhibits to this Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)       1.    Not applicable.

           2.    Not applicable.

           3.    Exhibits listed below in response to Item 601 of Regulation S-K are either included or incorporated by reference as indicated:

Exhibit No.	Description
Exhibit 3.1	Memorandum of Association of the Depositor (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-128920).
Exhibit 3.2	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-128920).
Exhibit 4.1	Master Trust Deed (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-128920).
Exhibit 4.2

Supplementary Terms Notice dated March 13, 2007, among St.George Bank Limited as servicer and seller, Crusade Management Limited as Manager, P.T. Limited as security trustee, Deutsche Bank Trust Company Americas as note trustee and Perpetual Trustees Consolidated Limited as Issuer Trustee, incorporated by reference to Exhibit 4.2 to Form 8-K dated March 15, 2007, and filed by the Issuing Entity with the Commission on March 26, 2007.

Exhibit 4.3

Security Trust Deed dated March 5, 2007, among P.T. Limited as security trustee, Deutsche Bank Trust Company Americas, as note trustee, Crusade Management Limited as Manager and Perpetual Trustees Consolidated Limited as Issuer Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K dated March 15, 2007, and filed by the Issuing Entity with the Commission on March 26, 2007.

Exhibit 4.4

Note Trust Deed dated March 13, 2007, among Deutsche Bank Trust Company Americas, as note trustee, Crusade Management Limited as Manager and Perpetual Trustees Consolidated Limited as Issuer Trustee, incorporated by reference to Exhibit 4.4 to Form 8-K dated March 15, 2007, and filed by the Issuing Entity with the Commission on March 26, 2007.

Exhibit 4.5

Agency Agreement dated March 13, 2007, among Perpetual Trustees Consolidated Limited as Issuer Trustee, Crusade Management Limited as Manager, Deutsche Bank Trust Company Americas, as Class A-1 note registrar, calculation agent, note trustee and principal paying agent, incorporated by reference to Exhibit 4.5 to Form 8-K dated March 15, 2007, and filed by the Issuing Entity with the Commission on March 26, 2007.

Exhibit 10.3

Basis Swap Schedule and the Confirmation each dated March 13, 2007, between Perpetual Trustees Consolidated Limited as Issuer Trustee, Crusade Management Limited as basis swap provider and St.George Bank Limited as standby basis swap provider, incorporated by reference to Exhibit 10.3 to Form 8-K dated March 15, 2007, and filed by the Issuing Entity with the Commission on March 26, 2007.

Exhibit 10.4

Fixed Floating Rate Swap Schedule and the Confirmation each dated March 13, 2007, between Perpetual Trustees Consolidated Limited as Issuer Trustee, Crusade Management Limited as interest rate swap provider and St.George Bank Limited as standby interest rate swap provider, incorporated by reference to Exhibit 10.4 to Form 8-K dated March 15, 2007, and filed by the Issuing Entity with the Commission on March 26, 2007, 2006.

Exhibit 10.5

USD Currency Swap Schedule and the Confirmation each dated March 13, 2007, between the Issuer Trustee, Crusade Management Limited as Manager and National Westminster Bank Plc to an ISDA Master Agreement, incorporated by reference to Exhibit 10.5 to Form 8-K dated March 15, 2007, and filed by the Issuing Entity with the Commission on March 26, 2007.

Exhibit No.	Description
Exhibit 10.8

Lenders Mortgage Insurance Policy dated March 13, 2007 issued by PMI Mortgage Insurance Limited in favor of the Issuer Trustee and St.George Bank Limited, incorporated by reference to Exhibit 10.8 to Form 8-K dated March 15, 2007, and filed by the Issuing Entity with the Commission on March 26, 2007.

Exhibit 31.1	Section 302 Certification.
Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of St.George Bank Limited.
Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of St.George Custodial Pty Limited.
Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria of Crusade Management Limited.
Exhibit 33.4	Report on Assessment of Compliance with Servicing Criteria of Perpetual Trustees Consolidated Limited.
Exhibit 33.5	Report on Assessment of Compliance with Servicing Criteria of Deutsche Bank Trust Company Americas.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of St.George Bank Limited.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of St.George Custodial Pty Limited.
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of Crusade Management Limited.
Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of Perpetual Trustees Consolidated Limited.
Exhibit 34.5	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of Deutsche Bank Trust Company Americas.
Exhibit 35.1	Servicer Compliance Statement of St.George Bank Limited.
Exhibit 35.2	Servicer Compliance Statement of Crusade Management Limited.
Exhibit 99.1

The audited consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2006 of PMI Mortgage Insurance Ltd are incorporated herein by reference from Exhibit 99.1 in The PMI Group, Inc.’s Annual Report filed on Form 10-K for the year ended December 31, 2006 (File No. 1-13664), as filed by The PMI Group, Inc. with the Commission on March 1, 2007.

Exhibit 99.2

The unaudited consolidated balance sheets as of September 30, 2007 and December 31, 2006, the unaudited consolidated statements of operations for the nine-months ended September 30, 2007 and 2006 and the unaudited consolidated statements of cash flows for September 30, 2007 and 2006 of PMI Mortgage Insurance Ltd are incorporated herein by reference from Exhibit 99.1 in The PMI Group, Inc.’s Quarterly Report filed on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 1-13664), as filed by The PMI Group, Inc. with the Commission on November 7, 2007.

Exhibit 99.3

The audited balance sheets of NatWest as of December 31, 2006 and 2005, and the related consolidated statements of income, statements of recognized income and expense and cash flow statements for each of the years in the three-year period ended December 31, 2006, which appear in NatWest’s Annual Report on Form 20-F for the year ended December 31, 2006 (File No. 1-09266) filed by NatWest with the Commission on June 22, 2007 are incorporated herein by reference.

Exhibit No.	Description
Exhibit 99.4

The unaudited balance sheets of NatWest as of June 30, 2007, and the related consolidated income statements, the statements of recognized income and expense and the cash flow statements for the period ended June 30, 2007 as contained in NatWest’s report on Form 6-K for the period ended June 30, 2007 (File No. 1-09266) filed by NatWest with the Commission on September 28, 2007 are incorporated herein by reference.

 (b)   The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)     Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crusade Global Trust No. 1 of 2007

(by Crusade Management Limited, as depositor)

Date:  17 December, 2007

By:	/s/ Gregory M. Bartlett
Name:	Gregory M. Bartlett
Title:	Director*

*Gregory M. Bartlett is a Director of Crusade Management Limited and is the senior officer in charge of securitization of Crusade Management Limited.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 3.1	Memorandum of Association of the Depositor (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-128920).
Exhibit 3.2	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-128920).
Exhibit 4.1	Master Trust Deed (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-128920).
Exhibit 4.2

Supplementary Terms Notice dated March 13, 2007, among St.George Bank Limited as servicer and seller, Crusade Management Limited as Manager, P.T. Limited as security trustee, Deutsche Bank Trust Company Americas as note trustee and Perpetual Trustees Consolidated Limited as Issuer Trustee, incorporated by reference to Exhibit 4.2 to Form 8-K dated March 15, 2007, and filed by the Issuing Entity with the Commission on March 26, 2007.

Exhibit 4.3

Security Trust Deed dated March 5, 2007, among P.T. Limited as security trustee, Deutsche Bank Trust Company Americas, as note trustee, Crusade Management Limited as Manager and Perpetual Trustees Consolidated Limited as Issuer Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K dated March 26, 2007, and filed by the Issuing Entity with the Commission on March 15, 2007.

Exhibit 4.4

Note Trust Deed dated March 13, 2007, among Deutsche Bank Trust Company Americas, as note trustee, Crusade Management Limited as Manager and Perpetual Trustees Consolidated Limited as Issuer Trustee, incorporated by reference to Exhibit 4.4 to Form 8-K dated March 15, 2007, and filed by the Issuing Entity with the Commission on March 26, 2007.

Exhibit 4.5

Agency Agreement dated March 13, 2007, among Perpetual Trustees Consolidated Limited as Issuer Trustee, Crusade Management Limited as Manager, Deutsche Bank Trust Company Americas, as Class A-1 note registrar, note trustee, calculation agent and principal paying agent, incorporated by reference to Exhibit 4.5 to Form 8-K dated March 15, 2007, and filed by the Issuing Entity with the Commission on March 26, 2007.

Exhibit 10.3

Basis Swap Schedule and the Confirmation each dated March 13, 2007, between Perpetual Trustees Consolidated Limited as Issuer Trustee, Crusade Management Limited as basis swap provider and St.George Bank Limited as standby basis swap provider, incorporated by reference to Exhibit 10.3 to Form 8-K dated March 15, 2007, and filed by the Issuing Entity with the Commission on March 26, 2007.

Exhibit 10.4

Fixed Floating Rate Swap Schedule and the Confirmation each dated March 13, 2007, between Perpetual Trustees Consolidated Limited as Issuer Trustee, Crusade Management Limited as interest rate swap provider and St.George Bank Limited as standby interest rate swap provider, incorporated by reference to Exhibit 10.4 to Form 8-K dated March 15, 2007, and filed by the Issuing Entity with the Commission on March 26, 2007.

Exhibit 10.5

USD Currency Swap Schedule and the Confirmation each dated March 13, 2007, between the Issuer Trustee, Crusade Management Limited as Manager and National Westminster Bank Plc to an ISDA Master Agreement, incorporated by reference to Exhibit 10.5 to Form 8-K dated March 15, 2007, and filed by the Issuing Entity with the Commission on March 26, 2007.

Exhibit 10.8

Lenders Mortgage Insurance Policy dated March 13, 2007 issued by PMI Mortgage Insurance Limited in favor of the Issuer Trustee and St.George Bank Limited, incorporated by reference to Exhibit 10.8 to Form 8-K dated March 15, 2007, and filed by the Issuing Entity with the Commission on March 26, 2007.

Exhibit 31.1	Section 302 Certification.

Exhibit No.	Description
Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of St.George Bank Limited.
Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of St.George Custodial Pty Limited.
Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria of Crusade Management Limited.
Exhibit 33.4	Report on Assessment of Compliance with Servicing Criteria of Perpetual Trustees Consolidated Limited.
Exhibit 33.5	Report on Assessment of Compliance with Servicing Criteria of Deutsche Bank Trust Company Americas.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of St.George Bank Limited.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of St.George Custodial Pty Limited.
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of Crusade Management Limited.
Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of Perpetual Trustees Consolidated Limited.
Exhibit 34.5	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of Deutsche Bank Trust Company Americas.
Exhibit 35.1	Servicer Compliance Statement of St.George Bank Limited.
Exhibit 35.2	Servicer Compliance Statement of Crusade Management Limited.
Exhibit 99.1

The audited consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2006 of PMI Mortgage Insurance Ltd are incorporated herein by reference from Exhibit 99.1 in The PMI Group, Inc.’s Annual Report filed on Form 10-K for the year ended December 31, 2006 (File No. 1-13664), as filed by The PMI Group, Inc. with the Commission on March 1, 2007.

Exhibit 99.2

The unaudited consolidated balance sheets as of September 30, 2007 and December 31, 2006, the unaudited consolidated statements of operations for the nine-months ended September 30, 2007 and 2006 and the unaudited consolidated statements of cash flows for September 30, 2007 and 2006 of PMI Mortgage Insurance Ltd are incorporated herein by reference from Exhibit 99.1 in The PMI Group, Inc.’s Quarterly Report filed on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 1-13664), as filed by The PMI Group, Inc. with the Commission on November 7, 2007.

Exhibit 99.3

The audited consolidated balance sheets of NatWest as of December 31, 2006 and 2005, and the related consolidated statements of income, statements of recognized income and expense and cash flow statements for each of the years in the three-year period ended December 31, 2006, which appear in NatWest’s Annual Report on Form 20-F for the year ended December 31, 2006 (File No. 1-09266) filed by NatWest with the Commission on June 22, 2007 are incorporated herein by reference.

Exhibit 99.4

The unaudited balance sheets of NatWest as of June 30, 2007, and the related consolidated income statements, the statements of recognized income and expense and the cash flow statements for the period ended June 30, 2007 as contained in NatWest’s report on Form 6-K for the period ended June 30, 2007 (File No. 1-09266) filed by NatWest with the Commission on September 28, 2007 are incorporated herein by reference.